Form 10QSB
period 2006-09-30
Firstar Exploration CORP
filed 2006-11-21
CIK 1372263

==============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-137358

FIRSTAR EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

	NEVADA	20-3927653
	(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

200 South Main, Suite I
Pocatello, Idaho 83204
(Address of principal executive offices)

(208) 232-5603
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

The Registrant is a shell company: Yes [    ] No [ X ]

As of September 30, 2006 we had 5,000,000 shares of common stock issued and outstanding.

==============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,499	$803
Prepaid expenses	10,000	10,000

TOTAL ASSETS	$17,499	$10,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,692	$-
Loans payable - related party	1,000	-
TOTAL LIABILITIES	2,692	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	49,950	49,950
Subscription receivable	-	(29,000)
Accumulated deficit during exploration stage	(35,193)	(10,197)

TOTAL STOCKHOLDERS' EQUITY	14,807	10,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,499	$10,803

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					From
					December 9,
		Three Months		Nine Months	2005
		Ended		Ended	(Inception) to
		September 30,		September 30,	September 30,
		2006		2006	2006
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
General and administrative expenses		-		36	233
Accounting and auditing fees		4,192		11,934	11,934
Legal fees		-		-	10,000
Mineral lease payments		-		7,500	7,500
Mineral claim payments		-		5,526	5,526
Total Expenses		4,192		24,996	35,193

LOSS FROM OPERATIONS		(4,192)		(24,996)	(35,193)

LOSS BEFORE TAXES		(4,192)		(24,996)	(35,193)

INCOME TAX EXPENSE		-		-	-

NET LOSS		$(4,192)		$(24,996)	$(35,193)

NET LOSS PER SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		5,000,000		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Stock	During	Total
	Common Stock		Paid-in	Subscription	Exploration	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, December 9, 2005 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued upon incorporation at
$0.01 per share for cash and subscription
receivable	5,000,000	50	49,950	(29,000)	-	21,000

Net loss for the year ended December 31,
2005	-	-	-	-	(10,197)	(10,197)

Balance, December 31, 2005	5,000,000	50	49,950	(29,000)	(10,197)	10,803

Payment of stock subscription receivable	-	-	-	29,000	-	29,000

Net loss for the nine months ended
September 30, 2006	-	-	-	-	(24,996)	(24,996)

Balance, September 30, 2006 (unaudited)	5,000,000	$50	$49,950	$-	$(35,193)	$14,807

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
		From
		December 9,
	Nine Months	2005
	Ended	(Inception) to
	September 30,	September 30,
	2006	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,996)	$(35,193)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	-	(10,000)
Increase in accounts payable	1,692	1,692
Net cash used in operating activities	(23,304)	(43,501)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	29,000	50,000
Proceeds from related party loans payable	1,000	1,000
Net cash provided by financing activities	30,000	51,000

NET INCREASE IN CASH	6,696	7,499

CASH, BEGINNING OF PERIOD	803	-

CASH, END OF PERIOD	$7,499	$7,499

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTSTAR EXPLORATION CORPORATION
(AN EXPORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Firstar Exploration Corporation (hereinafter “the Company”) was incorporated on December 9, 2005 in the State of Nevada. The principal business of the Company is the acquisition, exploration and development of natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage.

The Company has been in an exploration stage since its inception on December 9, 2005, and has not realized any revenues from its planned operations. The Company’s year-end is December 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financials statements for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Firstar Exploration Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter "SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

FIRSTSTAR EXPLORATION CORPORATION
(AN EXPORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

Exploration Stage
The Company has been in the exploration stage since inception on December 9, 2005. The Company has no revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage.

Going Concern
At September 30, 2006, the Company had an accumulated deficit during the exploration stage of $35,193. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are to acquire, explore, and develop natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management’s successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

FIRSTSTAR EXPLORATION CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 3 – PREFERRED AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2006, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in the year ended December 31, 2005, the Company issued 5,000,000 shares of common stock for $50,000, of which $29,000 was recorded as a subscription receivable. This subscription was collected in January 2006.

NOTE 4 – LEASE AGREEMENT

On February 1, 2006, the Company acquired a twenty-year lease with the option to purchase the related, unpatented mineral claims (known as the Gold Dust Property) situated in White Pine County, Nevada. The lease payment upon execution was $7,500. The Company is committed to spend a minimum of $5,000 in the first year for work on the claim or, alternatively, to pay $5,000 to the lessor.

Annual lease payments are as follows:

2/1/2007	$10,000
2/1/2008	$15,000
2/1/2009-2025	$25,000

NOTE 5 – RELATED PARTY TRANSACTIONS

Loans payable – related party represent amounts due to the Company’s majority stockholder, who loaned the Company $1,000. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

FIRSTSTAR EXPLORATION CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As a condition of its mining lease, the Company is required to spend the sum of $5,000, $15,000, and $25,000, respectively, in the years 2006, 2007 and 2008 for work commitments on its Gold Dust claims. If these amounts are not expended on the claims, the same amounts are to be paid in cash to the lessor.

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor.

NOTE 7 – SUBSEQUENT EVENT

On October 13, 2006 the Company’s filing with the SEC become effective. Accordingly, the Company expects to expense its recorded prepaid legal expense of $10,000 in the fourth quarter of 2006.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our offering. We will not begin exploration of the property until we raise money from our offering. We believe we will need to raise the minimum gross amount in our offering of $100,000, $70,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $100,000 in gross proceeds or $70,000 in net proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our public offering. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not have any reserves. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, of which there is no assurance whatsoever, we will have to spend substantial funds for further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

     In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, and we find mineralized material, we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

      The following are our milestones:

1.	0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.	90-180 days after completion of the offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.	180-210 days after completion of the offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground.

If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

      The cost of the subcontractors is included in the description of services to be rendered. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we will conduct research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations From Inception on December 9, 2005

     Since inception, Michael Schaefer has paid all our expenses to incorporate us, and for legal and accounting expenses. In January, 2006, Mr. Schaefer loaned $1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering.

Accounts payable

     Accounts payable of $1,692 were booked at September 30, 2006, represented by liabilities for the following expenses:

Accounting	$1,692
Legal expense	-0	-
Office expenses	-0	-
Transfer agent and filing fees	-0	-
Included in expenses to September 30, 2006	$1,692

    These liabilities were paid subsequent to the quarter ended September 30, 2006.

     In addition, we sold 100,000 shares of common stock to Mr. Collins in consideration of $1,000 and 4,900,000 shares of common stock to Coalton Schaefer in consideration of $49,000.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $100,000. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our public offering. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our majority shareholder is willing to commit to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     As of the date of this report, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

     In December, 2005, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50,000.

     As of September 30, 2006, our total assets were $17,499 and our total liabilities were $2,692.

ITEM 3. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b)    Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 13, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137358, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have not raised any funds from our public offering.

ITEM 6.    EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November, 2006.

                                                                                                                               FIRSTAR EXPLORATION CORPORATION

                                                                                                                               BY:  ALLEN COLLINS
                                                                                                                                       Allen Collins, President, Principal Executive Officer,
                                                                                                                                       Secretary, Treasurer, Principal Financial Officer, Principal
                                                                                                                                       Accounting Officer, and sole member of the Board of Directors