Form 10KSB
period 2006-12-31
Firstar Exploration CORP
filed 2007-03-22
CIK 1372263

============================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-137358

FIRSTAR EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

	Nevada	20-3927653
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

200 South Main, Suite I
Pocatello, Idaho 83204
(Address of principal executive offices, including zip code.)

(208) 232-5603
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

=============================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year December 31, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2006: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 7, 2007: 5,000,000 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated under the laws of the state of Nevada on December 9, 2005. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property located in the White Pine County, Nevada. Title to the property is recorded in the name of Jan B. Lamb and Richard R. Redfern. The one property consists of 32 claims in White Pine County, Nevada. We intend to explore for gold on the property.

We do not have any reserves. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, of which there is no assurance whatsoever, we will have to spend substantial funds of further drilling and engineering studies before we will know if we have a commercially viable mineral deposit. We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations. We do not consider our self to be a blank check corporation as defined in Regulation C, Rule 419 of the Securities Act of 1993, and do not intend to merge with or acquire another company in the foreseeable future.

      Our administrative office is located at 200 South Main, Suite I, Pocatello, Idaho 83204 and our telephone number is (208) 232-5603 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is December 31. Our mailing address is 200 South Main, Suite I, Pocatello, Idaho 83204.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     We intend to conduct exploration activities on 32 claims located in White Pine County, Nevada. The property is known as the Gold Dust Property. We shall refer to it merely as the property. Title to the property is recorded in the name of the United States of America and is operated by the Bureau of Land Management, the “BLM.”. The claims are recorded in the name of Jan B. Lamb and have been registered with the BLM. We do not have any interest or ownership in the property. We have a right to conduct exploration activity on the property pursuant to our agreement with Jan B. Lamb and Richard R. Redfern.

Our Agreement

     On February 1, 2006, we entered into an agreement with Jan B. Lamb and Richard R. Redfern wherein we leased 32 unpatented mining claims registered in the name of Jan B. Lamb located in White Pine County, Nevada known as the Gold Dust Property. Under the terms of the agreement we have the right to explore, develop and remove ore from the property. Our lease is for a period of 20 years, however, we have the right to acquire the claims from an Jan B. Lamb at any time in consideration of the payment of $500,000.

     Our first lease payment was $10,000. We owe an additional lease payment of $15,000 on or before February 1, 2007. All annual lease payments thereafter are $25,000 which are due on or before the 1st day of February in each succeeding year through 2025.

     We have to incur costs of exploration in the amount of $5,000 the first year; $15,000 the second year; and, $25,000 the third year or in lieu of the work, paying the foregoing sums in cash to Messrs Lamb and Redfern. In addition, we will pay a net smelter royalty of 2.5% of all production from the property. We may extinguish the net smelter royalty by paying $500,000 per one-half percentage point at any time during the term of the agreement.

We are responsible for the payment of all fees and assessments due the BLM.

     We can terminate all or a portion of the our agreement by giving notices to Messrs. Lamb and Redfern. Partial termination does not diminish the lease payments or the work commitments.

Summary

     The Gold Dust property comprises one contiguous block containing a total of 32 unpatented lode mining claims, totaling 640 acres. Claims are located 24 miles south-southeast of Eureka, in the central part of the Pancake Range. From Eureka, access is by the paved Highway 50 south for 10 miles, a further 8.5 miles south on the graded-dirt Fish Creek Road, then 10.5 miles southeast on the graded dirt County Road #379, and then northeast for 4 miles unimproved “two track” dirt trails to the Property. The Gold Dust property is situated west of Echo Bay’s previously mined Easy Junior Mine and 8 miles south of Castleworth Ventures' Pan Mine.

     The Property is in generally hilly sagebrush-covered desert, with an average elevation of approximately 6,800 feet. The climate is favorable for year-round mining, with all supplies and services needed for successful exploration and mining programs available in the area. Lamb controls the Gold Dust property through holding unpatented lode mining claims.

     The Gold Dust property is situated within the northwest-trending Battle Mountain – Cortez -Eureka gold trend, which hosts the world class Cortez-Pipeline, Cortez Hills, and Archimedes disseminated gold-silver deposits.

     In 1970s, prospectors discovered disseminated gold mineralization approximately eight miles north-northwest of the Property at what later would become Alta Gold and Echo Bay’s Pan Mine. Tenneco Minerals conducted some soil and rock chip sampling on the Gold Dust Property in 1989 and 1988 (Tenneco, 1988, 1989). In the late 1980s, some drilling exploration was conducted on the Gold Dust property, by an unknown party, perhaps Tenneco. Neither Lamb nor the author had access to any drilling records.

     Paleozoic Devils Gate Limestone crops out in the northeastern claim block and is overlain by sedimentary rocks of the Pilot Shale and Joana Limestone. Some of the Property is covered with Quaternary alluvium and colluvium. At the Easy Junior, Pan, and Rain/Emigrant Springs Mines, gold mineralization occurs near or at the Pilot/Joana/Webb Formation/Devils Gate contact and is controlled by north-northwest to northwest-trending faults.

     Exploration focus on the Gold Dust property is Carlin-type gold mineralization, exemplified by mineralization at the Archimedes and Easy Junior deposits. However, fault-controlled vein-style gold-silver deposits are also possible in feeder zones that would underlie the known surface gold mineralization at Gold Dust. Such, high-grade gold mineralization recently was found at depth in the southern part of the Eureka District by Staccato Resources.

     The Gold Dust property is situated near the structural intersection of the main northwest-trending part of the Battle Mountain-Cortez-Eureka Trend and its south-southeast continuation of the Trend to the south. This is a favorable location, at a flexural bend in the Trend, for the occurrence of major gold-silver deposits.

     Recommended work on the Gold Dust Property consists of geological mapping, geophysical and geochemical ground work to define drill hole locations, followed by reverse circulation drilling to test targets at depth. This program has been defined in two phases; phase 1 ground work is budgeted at approximately US$25,000; and phase 2 drilling is budgeted at a minimum of US$60,000.

     All claims were staked in the name of Jan B. Lamb, and have been registered with the White Pine County Recorder and the Bureau of Land Management (BLM).

MAP 1

MAP 2

Property Description and Location

     The Gold Dust property is located on the eastern edge of the Pancake Range, 20 miles south-southwest of the town of Eureka, Nevada. The Property comprises one contiguous block of 32 unpatented lode mining claims. The Gold Dust Nos. 1-26 claims are registered in the name of Jan B. Lamb, 48412 N. Black Canyon Hwy #310, New River, AZ 85087 (Lamb), and Gold Dust Nos. 27-32 have been located in the field and await filing. The claims total approximately 640 acres and are located in the Pancake Mining District, Elko County, Nevada, USA. The Gold Dust # 1-32 claims are located in Sections 4, 5 and 6 of Township 15 North, Range 55 East, and in Sections 31 and 32 of Township 16 North, Range 55 East, Mt. Diablo Base and Meridian, White Pine County, Nevada. Lamb controls the Gold Dust property through direct ownership of the unpatented lode claims through direct staking under the name of Jan B. Lamb. Expiration date for the unpatented lode mining claims is September 1, 2007. Claims are located on land whose surface and mineral rights are administered by the BLM.

     If certain of the Lamb claims are found to be invalid and non-relocatable, we may relinquish portions of the Lamb claims to Lamb at any time upon thirty (30) days written notice to Lamb, and keep our agreement in effect as to the remainder of the claims. Partial relinquishment will relieve Lamb of any prospective obligations or liabilities with respect to the relinquished portion in the same manner as would termination of the agreement. Partial termination will not diminish the advance minimum royalty payments.

     We must maintain the Gold Dust claims in good standing until September 1, 2007, whether or not we terminate the agreement prior to September 1, 2006. In subsequent years, if we terminate the agreement within 120 days prior to September 1 of that agreement year, we will be responsible for maintaining the optioned claims in good standing for the next one-year period following termination.

     Evidence that we have or will complete necessary claim maintenance will be supplied to Lamb no later than ten (10) days prior to the end of the assessment year, or thirty (30) days prior to the termination of the agreement. If we release a portion of the subject claim block, the agreement remains valid and all non-refundable lease payments and NSR royalties remain unchanged.

     We are responsible for all real property and assessed taxes on its personal property and improvements placed upon the Lamb claims accruing after the effective date of the lease.

     Where partial or complete termination of the lease agreement occurs, we will be responsible for any outstanding environmental or reclamation liabilities. All non-refundable lease payments and production royalties will be paid in full to the date of termination.

     The agreement recognizes a two-kilometer area of interest (AOI) around and within the Lamb claims. Any unpatented lode mining claims acquired by Lamb or us within the AOI are subject to the terms of the current lease. Production royalties retained by Lamb, on mineral rights acquired from a third party, shall be a 1% NSR only, deemed to be included in the first one percent of NSR purchased by us from the property as a whole.

     We have represented to Lamb that all work performed, or caused to be performed, by us will be carried out in accordance with generally accepted good mining practice.

Accessibility, Climate, Local Resources, Infrastructure and Physiograhy

     The Gold Dust Property is located 24 miles south-southeast of Eureka, in the central part of the Pancake Range. From Eureka, access is by the paved Highway 50 south for 10 miles, a further 8.5 miles south on the graded-dirt Fish Creek Road, then 10.5 miles southeast on the graded dirt County Road #379, and then northeast for 4 miles unimproved “two track” dirt trails to the Property.

     The property is in generally hilly sagebrush-covered desert with an average elevation of approximately 6,800 feet. The climate is favorable for year-round mining, with all supplies and services needed for successful exploration and mining programs available in the area. Winters are cool to cold with moderate snowfalls. Summer days are warm to hot with cool nights. The area is fairly dry with infrequent rains during the summer. Most precipitation comes as winter snow and spring rains, although locally intense storms may develop any time of year. Mining and exploration in the region take place year-round with only occasional weather-related difficulties.

     Mining is a major element in the region’s economy, so new exploration and development projects are welcomed by area residents. The topography does not impose any significant challenges for the construction of mining or milling facilities.

     The political climate of the area is pro-mining. Project permitting standards are well established by both federal and state statutes, along with informal local policies and procedures. Permits are required for all exploration or mining activities that disturb the surface. Reclamation bonds are also required prior to any disturbance. Further discussion of permitting and bonding is beyond the scope of this report, except to say that the process may become tedious but is not particularly difficult.

History

     In 1970s, prospectors discovered disseminated gold mineralization approximately eight miles north-northwest of the Property at what later would become Alta Gold and Echo Bay’s Pan Mine. Just because gold was discovered nearby is no assurance that mineralized material will be found on our property. In fact that likelihood of mineralized material being found on our property is extremely remote.

Previous Work

     Tenneco Minerals conducted some soil and rock chip sampling on the Gold Dust Property in 1988 and 1989 (Tenneco, 1988, 1989). In the late 1980s, some drilling exploration was conducted on the Gold Dust property, by an unknown party, perhaps Tenneco. Neither Lamb nor the author had access to any drilling records. As no information is available to the writer concerning exploration procedures, sample handling, preparation, and security, or assay techniques used prior to 2002, historical data may not conform to NI43-101 standards.

Geological Setting

     The Gold Dust Property is located in the central part of the Great Basin province of Nevada, within the southeastern portion of the Battle Mountain-Cortez-Eureka gold Trend, and near the southern end of obvious gold mineralization in the general Eureka mining area. Just because gold was discovered nearby is no assurance that mineralized material will be found on our property. In fact that likelihood of mineralized material being found on our property is extremely remote.

     Within the Great Basin province, exposed rock units range from late Pre-Cambrian meta-sediments to Pleistocene cinder cones. Tectonic events include alternating periods of continental scale compression, extension, and shearing.

     The Great Basin is most noted as an extensional terrain, with the eastern and western edges of the region, roughly the current sites of Reno, Nevada and Salt Lake City, Utah, having moved apart by some 100 kilometers in the past 40 million years. Prior to this period of extensional movement, the region had seen at least three major periods of compression. Each of these events is evidenced by thrust faults which have stacked sheets of rock over one another that are age contemporaneous, but deposited in different sedimentary environments; deep-water siliceous rocks to the west; and shallow-water carbonate rocks to the east.

Regional Geology

     The geology of the Pancake Range is dominated by “Lower Plate” rocks of the eastern facies U.S. continental Autochthon, east of or below the overthrust-in Roberts Mountains Allochthon (rocks which have moved from their depositional site). The Autochthon consists of shelf facies carbonate and fine to coarse grained clastic sedimentary rocks of mid-Paleozoic age.

     During the late-Devonian and early-Mississippian Antler orogeny, “Upper Plate” Allochthon rocks were transported eastward along the Roberts Mountains thrust and were pushed or slid on top of lower plate eastern assemblage rocks. This thrusting caused folding in affected rocks. Intrusion of granitic rocks during the Mesozoic age caused localized doming throughout the region. “Overlap Facies” sediments were deposited upon all these rocks during and after the episode of thrusting/translation.

     Tertiary events include the intrusion of dikes, rhyolitic tuffs, extensive basaltic volcanism and subsequent deep erosion, which removed paleo-highs along the crest of regional fold structures. These events resulted in structural “windows” in upper plate rocks through which lower plate rocks were exposed. High-angle faults with northerly, northeasterly and northwesterly strikes are both pre- and post-Antler ages. The most recent structural activity is associated with Tertiary-age Basin and Range block faulting.

     Eastern assemblage rocks of the Autochthon consist of Silurian to Ordovician Hanson Creek Formation-equivalent limestone and dolomite, other predominantly dolomitic rocks, and the overlying Devonian Devils Gate Limestone and the Nevada Formation dolomite and limestone.

     Mississippian-age autochthonous rocks include mudstone, claystone, sandstone and limestone of the Pilot Shale and Joana Limestone formations.

     Cretaceous monzonite to quartz monzonite stocks are present in the Pancake range, including two stocks that crop out approximately 6 miles north of the Property.

     Subduction-related intermediate composition volcanic activity started approximately 41 million years ago during the Eocene in the northeast corner of Nevada, and progressed southwesterly until the Middle Miocene. Older volcanics of probable Eocene age are present north of the property, consisting of andesitic to rhyodacitic airfall tuffs and associated sedimentary rocks, and overlying ashflow tuffs.

     Later events are related to regional extension and crustal thinning with the Northern Nevada Rift/Yellowstone.

     Miocene volcanic rocks and related sediments fill extensional basins that started opening about are still active, particularly in the western part of the state. This episode of volcanism continued, mainly north and west of the Property. A change in the extension direction resulted in a series of northeast trending grabens.

     Regional high-angle north , northeast- and northwest-striking faults served as conduits, allowing mineralized hydrothermal solutions to form mercury deposits in sinter and silicified tuffs, disseminated gold deposits in various Paleozoic-age rocks, and high-grade gold-silver veins in Paleozoic-age and deeply buried rhyolitic rocks. Northwest-striking Miocene-age faults are consistent with the middle Miocene-age west-southwest extension direction, and northeast-striking faults are related to younger northwest-directed extension.

Property Geology

     The Gold Dust property has not been the subject of published detailed geologic mapping.

     Devils Gate and Joana Limestones crop out on the Property, as well as intervening shaly rocks of the Pilot Shale. Conglomeratic “Overlap Facies” strata of the Mississippian Diamond Peak Formation is present along the eastern edge of the Gold Dust property. Local thin blankets of Quaternary alluvium and colluvium are present. These units are gently warped by an anticline and are dramatically altered indicated by areas of intense bleaching and oxidation. There is thrusting and attenuation of the units, and a thin mylonitic zone is evident on top of the Chairman Shale, perhaps due to the Roberts Mountain Thrust event.

Structure

     In the south central part of the Pancake Range, upper plate eastern assemblage rocks of the Mississippian Pilot Shale and Joana Limestone are in thrust contact with underlying Devil’s Gate Limestone. This contact zone is the main gold target that was explored in the past by Tenneco Minerals.

     Mineralization in the southeastern portion of the Battle Mountain-Cortez-Eureka gold Trend is primarily controlled by north- and north-northwest-striking high-angle “feeder” faults. These fault types channeled gold mineralizing fluids upward to the Devil’s Gate – Mississippian contacts, where gold was deposited locally as flatter lying open pittable disseminated gold deposits, as well as in the high-angle feeders at depth, where higher-grade gold deposits are locally found, as in the Staccato Gold area southeast of Eureka.

     A major north-northeast-trending fault is present on the east side of the Gold Dust claim block, which has dropped down the Diamond Peak conglomerates several hundred feet. Along this fault is extensive structural and solution brecciation. Pervasive silicification and oxidation create an impressive red brecciated jasperoid. Another north-northeast-trending fault is indicated on the west side of the claim block by alteration, geochemical sampling, and mapping.

Deposit Type

     The focus of exploration on the Gold Dust property will be a Carlin-type gold deposit. Carlin-type gold deposits are mainly hosted in sedimentary carbonate rocks and typically have low to locally very high gold concentrations but high tonnage. Carlin-type mineralization occurs as finely disseminated sub–micron-sized gold and pyrite (arsenic-rich rims), with variable degrees of silicification, argillization, and decalcification. Minor amounts of silver can accompany gold mineralization. Although carbonate rocks are the most common host, host rocks can include skarns, metamorphosed mafic volcanics, and felsic to dioritic intrusive rocks. In the Carlin trend, most known gold occurrences are hosted within a 350-meter-thick (1,100-feet-thick) stratigraphic interval composed of Devonian- and Silurian-age lower plate eastern assemblage carbonate rocks located beneath the regional Roberts Mountains thrust.

     Mineralogy can include gold-bearing arsenopyrite, arsenic-rich pyrite, pyrite, marcasite, stibnite, realgar, orpiment, cinnabar, thallium-sulfide minerals, rarely silver-antimony-mercury and lead-antimony sulfosalt minerals, sphalerite, chalcopyrite, and galena. Barite, calcite, and fine-grained quartz are common gangue minerals. Silica replacement of carbonate is accompanied by volume loss commonly causing brecciation of host rocks.

     Tectonic brecciation adjacent to steep normal faults is also common. In harder, more siliceous rocks, mineralization consists of jasperoid and veining ranging from millimeter-sized stockwork quartz veinlets to meter-sized vitreous quartz veins.

     Mineralization controls include a mixture of faults, folds, and favorable stratigraphic horizons. Regionally in Nevada, Carlin-type gold mineralization is concentrated along northwest- and northeast-trending, medium- to low-angle, regional, Jurassic-age shear zones, and younger north-northwest-trending low- and high-angle shears.

Mineralization

     The Gold Dust property is at an early stage in the exploration process. Rock sampling indicates that hematization gold and silver mineralization occurs at the surface along the Pilot – Joana contact, and along the known feeder fault systems, possibly extending downward into silicified fractured Devonian limestones, with local hematization. The nature of feeder-controlled mineralization at depth is not known, and the disseminated gold mineralization present at the surface on the Property needs to be better mapped and studied geochemically.

Exploration

     Claims were staked based on favorable geologic units, known faults, and the potential for favorable feeder structural controls. Other than an interpretation of non-proprietary geology, regional gravity and magnetic data, and limited rock sampling by Lamb, no work has been carried out on the Gold Dust property by Lamb.

     The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of gold to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

     In addition, we may not have enough money to complete our exploration of the property. The proceeds from the offering will only allow us to determine if mineralized material is located on the property. If mineralized material is located on the property, we will have to raise additional funds through a private placement or second public offering in order to comply with the terms of our agreement with Messrs. Lamb and Redfern. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as drills and excavators that we might need to conduct exploration. Further, suppliers give preferences to larger exploration entities that purchase larger quantities of supplies from them. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Mr. Collins will determine where drilling will occur on the property in consultation with the consultant we hire. Mr. Collins will not receive fees, salary, or other compensation for his services until such time as we have adequate funds to do so. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing.

     We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 22 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be up to $8,000. We will begin drilling ninety days after this offering is closed, weather permitting. To date, we have not paid any fees for an exploration consultant.

     The breakdown of estimated times and dollars was made by Mr. Collins.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans or strategy to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have access to a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration operation 90 days after of the completion of this offering weather permitting.

     If we do not find mineralized material on the property, Mr. Collins will allow the Option and Joint Venture Agreement with Jan B. Lamb and Richard R. Redfern to expire and we will cease operations.

Competitive factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available gold markets exist in Canada, the United States and around the world for the sale of gold. Assuming our property is inundated with gold, of which there is absolutely no assurance, we will be able to sell all of the gold produced therefrom.

Regulations

     Our mineral exploration program is subject to the regulations of the Bureau of Land Management.

     The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $100 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. Zone Mining Limited has paid this fee through 2006. The assessment year ends at noon on September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets for the BLM fee schedule:

Fee Schedule* (per claim)
Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

* Fee schedule reflects increases of July 2004 and July 2005.

     The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

     1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

     2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

     3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

     Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

     If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

     Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

     The property is located on federal land. No claims are located on Nevada State Lands.

     Jan B. Lam and Richard R. Redfern have secured all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Gold Explorations LLC and the employees will be required to leave the area in the same condition as they found it - on a daily basis.

     We have not allocated any funds from the proceeds of this offering for the cost of reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Schaefer, our shareholder has agreed to pay the cost of reclamation should we not find mineralized material.

Subcontractors

     We intend to use the services of Jan B. Lamb who will supervise the subcontractors for manual labor exploration work on our properties.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties. The cost of the subcontractors is included in the description of services to be rendered. Mr. Collins will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire independent contractors to perform the surveying, exploration, and excavating of the property. The contractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. We have hired geologist who are taking samples and analyzing those samples.

Employees and Employment Agreements

     At present, we have one part-time employee, our president, Allen Collins. Mr. Collins devotes approximately 10% of his time or four hours per week. Mr. Collins does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Collins.

Risk Factors

     1. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

     2. If we do not find mineralized material in the property, we will cease operations in which case you will lose your investment.

     If we do not find mineralized material on the property, we will cease operations. We have no plans to pursue other exploration or mining opportunities and we have no plans to respond to any other business opportunities if we fail to find mineralized material. Further, Mr. Collins will not present any future business opportunities that might arise. In the event we do not find mineralized material and we cease operations, you will lose your investment.

     3. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

     4. Because we may still not have sufficient capital to complete our exploration program, even if we raise the maximum amount in this offering, we may have to sell additional securities and raise additional capital which could dilute your investment.

     We may still not have the capital to fund significant exploration operations even if we raise the maximum amount of this offering. Therefore, we may have to sell additional securities after the offering is completed, but prior to the completion of our exploration of the property. Those shares may be sold on terms that dilute your interest in this offering.

     5. We lack an operating history, have never had any revenues, have no current prospects for future revenues, and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in December 2005 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $59,392. The loss was a result of the payment of fees for incorporation, mineral lease and claim payments, legal and accounting. We have never had any historical revenues and we do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     6. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     7. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2001. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

     8. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as drills and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     9. Because Mr. Collins has other outside business activities and will only be devoting 10% of this time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Collins, our sole officer and director has other outside business activities and will only be devoting 10% of his time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Collins. As a result, exploration of the property may be periodically interrupted or suspended.

     11. Because record title to the property is held in the name of Jan B. Lamb, an unrelated third party, if she transfers the property to someone other than us, we will cease operations.

     Title to the property upon which we intend to conduct exploration activities is not recorded in our name. Title to the property is recorded in the name of Jan B. Lamb, an unrelated third party. If Jan B. Lamb transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

     12. Because Allen Collins is our sole officer and director, if he should resign or die, we will not have an operating officer which will result in our operations suspending or ceasing. If that should occur, you could lose your investment.

     Allen Collins is our sole officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

Risks associated with this offering:

     13. Because there is no escrow, trust or similar account, your subscription could be seized by creditors. If that occurs you could lose your investment.

     There is no escrow, trust or similar account in which your subscription will be deposited. It will only be deposited in a separate bank account under our name. As a result, if we are sued for any reason and a judgment is rendered against us, your subscription could be seized in a garnishment proceeding and you could lose your investment, even if we fail to raise the minimum amount in this offering.

     14. Because Coalton Schaefer will own more than 50% of the outstanding shares after this offering, he will be able to decide who will be directors and you may not be able to elect any directors.

     Even if we sell all 2,000,000 shares of common stock in this offering, Mr. Schaefer will still own 4,900,000 shares and will continue to control us. As a result, after completion of this offering, regardless of the number of shares we sell, Mr. Shaefer will be able to elect all of our directors and control our operations.

     15. Because Mr. Collins is risking a small amount of capital and property, while you on the other hand are risking up to $200,000, as an equity investment, if we fail, you will absorb most of the loss.

     Mr. Schaefer will receive a substantial benefit from your investment. He loaned us $1,000 and invested $49,000 through the purchase of 4,900,000 shares of common stock. You on the other hand, will be providing most of the cash, through your equity investment, for our operations. As a result, if we cease operations for any reason, you will lose your investment.

     16. NASD sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

     The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

     17. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On December 12, 2005 Allen Collins, our sole officer and director, acquired 100,000 shares of our common stock and Coalton Schaefer acquired 4,900,000 shares of our common stock. The 5,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker. If the minimum number of shares are sold, Mr. Collins and Mr. Schaefer could each begin selling 60,000 shares quarterly. If the maximum number of shares are sold, Mr. Collins and Mr. Schaefer could each begin selling 70,000 shares quarterly.

     Shares purchased in our public offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 100,000 shares of our stock are currently owned by our sole officer and director. He will likely sell a portion of his stock if the market price goes above $0.10. If he does sell his stock into the market, the sales may cause the market price of the stock to drop. Further, Mr. Collins may also sell at price levels below $0.10 per share.

     No common stock is subject to outstanding options, warrants or securities convertible into common stock.

Status of our public offering

     On October 13, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137358, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised at total of $186,500 from the sale of our common stock. We have not used any of the proceeds from our offering during our last fiscal quarter.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approved the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report . These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in this offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of this offering. We will not begin exploration of the property until we raise money from this offering. We believe we will need to raise the minimum gross amount in this offering of $100,000, $70,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $100,000 in gross proceeds or $70,000 in net proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

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

     In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. We have had soil and rock chip samples collected and tested. We have received the results from the geologist stating that there are extensive amounts of silver and lesser amounts of gold.

Milestones

     The following are our milestones:

1.

0-90 days after our December 31, 2006 year end. - We have retained a geophysicist to prepare a gravity and magnetics report on the claim area at a cost of $950. Also there are 47 more claims mapped to stake these claims will cost $130 per claim: Time of retention 0-90 days

2.

90-180 days after the date of this report. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 180 days.

3.

180-210 days after the date of this report. We will have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

      The cost of the subcontractors is included in the description of services to be rendered. All funds for the foregoing activities will be obtained from this public offering.

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

Results of Operations

From Inception on December 9, 2005

     Since inception, paid in capital has paid all our expenses to incorporate us, and for legal and accounting expenses. In January, 2006, Mr. Schaefer loaned $1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for this offering.

Accounts payable

     Accounts payable of $9,322 were booked at December 31, 2006, represented by liabilities for the following expenses:

Accounting	$8,400
Legal expense	992
Office expenses	-
Transfer agent and filing fees	-
Included in expenses to December 31, 2006	$9,322

     These liabilities were paid subsequent to the quarter ended December 31, 2006.

     In addition, we sold 100,000 shares of common stock to Mr. Collins in consideration of $1,000 and 4,900,000 shares of common stock to Coalton Schaefer in consideration of $49,000.

Liquidity and Capital Resources

     We will be able to stay in business for one year with the money raised in our public offering of $200,000. This money will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     Mr. Schaefer is willing to commit to loan us money for our operations until this offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from this offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     As of the date of this registration statement, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

     In December, 2005, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50,000.

     As of December 31, 2006, our total assets were $930 and our total liabilities were $10,322.

Recent accounting pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

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

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

PART III

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Income	F-3
Statements of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

Board of Directors
Firstar Exploration Corporation
Pocatello, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Firstar Exploration Corporation (an exploration stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and from inception (December 9, 2005) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firstar Exploration Corporation as of December 31, 2006 and the results of its operations, stockholders’ equity and its cash flows for the year then ended and from inception (December 9, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses, limited cash, and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 9, 2007

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$930	$803
Prepaid expenses	-	10,000

TOTAL ASSETS	$930	$10,803

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Loans payable - related party	$1,000	$-
Accounts payable	9,322	-
TOTAL LIABILITIES	10,322	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,000,000 issued and outstanding	50	50
Additional paid-in capital	49,950	49,950
Subscription receivable	-	(29,000)
Accumulated deficit during exploration stage	(59,392)	(10,197)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,392)	10,803

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$930	$10,803

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					From
					December 9,
					2005
	Year Ended				(Inception) to
	December 31,				December 31,
	2006		2005		2006

REVENUES	$-		$-		$-

EXPENSES
General and administrative expenses	211		197		408
Professional fees	35,958		10,000		37,558
Lease payments	7,500		-		7,500
Mineral claim payments	5,526		-		5,526
Total Expenses	49,195		10,197		50,992

LOSS FROM OPERATIONS	(49,195)		(10,197)		(50,992)

LOSS BEFORE TAXES	(49,195)		(10,197)		(50,992)

INCOME TAX EXPENSE	-		-		-

NET LOSS	$(49,195	) $	(10,197	) $	(50,992)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01	) $	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICT)

					Deficit
					Accumulated
			Additional	Stock	During	Total
	Common Stock		Paid-in	Subscription	Exploration	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, December 9, 2005 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued upon incorporation at
$0.01 per share for cash and subscription
receivable	5,000,000	50	49,950	(29,000)	-	21,000

Net loss for the year ended December 31, 2005	-	-	-	-	(10,197)	(10,197)

Balance, December 31, 2005	5,000,000	50	49,950	(29,000)	(10,197)	10,803

Payment of stock subscription receivable	-	-	-	29,000	-	29,000

Net loss for the year ended December 31, 2006	-	-	-	-	(49,195)	(49,195)

Balance, December 31, 2006	5,000,000	$50	$49,950	$-	$(59,392)	$(9,392)

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From
			December 9,
			2005
	Year Ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,195)	$(10,197)	$(50,992)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease (increase) in assets
Prepaid expenses	10,000	(10,000)	-
Increase (decrease) in liabilities
Accounts payable	9,322	-	922
Net cash used in operating activities	(29,873)	(20,197)	(50,070)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collection of subscriptions receivable	29,000	-	29,000
Proceeds from issuance of common stock	-	21,000	21,000
Proceeds from related party loans payable	1,000	-	1,000
Net cash provided by financing activities	30,000	21,000	51,000

NET INCREASE IN CASH	127	803	930

CASH, BEGINNING OF PERIOD	803		-

CASH, END OF PERIOD	$930	$803	$930

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 – DESCRIPTION OF BUSINESS

Firstar Exploration Corporation (hereinafter “the Company”) was incorporated on December 9, 2005 in the State of Nevada. The principal business of the Company is the exploration of gold or silver. The Company expects to acquire additional mining leases.

The Company has been in an exploration stage since its inception on December 9, 2005, and has not realized any revenues from its planned operations. The Company’s year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

Compensated Absences
Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

For the period from December 9, 2005 (inception) to December 31, 2006, the Company has not engaged in any transactions that would be considered derivative instrument or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Environmental Remediation and Compliance
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability. At December 31, 2006 and 2005, the Company had no accrued liabilities for compliance with environmental regulations.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $59,392 incurred through December 31, 2006. The Company has no revenues, limited cash, negative working capital, and has recurring losses from operations. Management’s plans are to begin generating revenues through the exploration of gold and silver. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

Mineral Exploration and Development Costs
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a significant immediate effect on its financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

NOTE 3 – INCOME TAXES

At December 31, 2006 and 2005, the Company had deferred tax assets of approximately $20,200 and $3,500, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006 and 2005.

The significant components of the Company’s deferred tax assets at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
Net operating loss carryforward	$59,400	$10,200

Deferred tax asset	$20,200	$3,500
Deferred tax asset valuation allowance	(20,200)	(3,500)
Net deferred tax asset	$-	$-

At December 31, 2006 and 2005, the Company has net operating loss carryforwards of approximately $59,400 and $10,200, respectively, which expire in the year 2026 and 2025. The change in the allowance account from December 31, 2005 to 2006 was $16,700.

NOTE 4 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2006, the Company has not issued any preferred stock.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in December 31, 2005, the Company issued 5,000,000 shares of common stock for a total of $21,000 cash and a subscription receivable of $29,000, which has been received as of December 31, 2006.

NOTE 5 - LEASES

On February 1, 2006, the Company acquired a twenty-year lease with the option to purchase the related, unpatented mineral claims know as the Gold Dust Property, situated in White Pine County, Nevada. The lease payment upon execution was $7,500. The Company is committed to spend a minimum of $5,000, $15,000, and $25,000 in the years 2006, 2007, and 2008, respectively, for work on the claim or, alternatively, pay that amount to the lessor in addition to the lease payment.

Annual lease payments are due on February 1 and are as follows:

2007	$10,000
2008	$15,000
2009-2025	$25,000per year

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans payable – related party represent amounts due to the Company’s majority stockholder, who loaned the Company $1,000. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As a condition of its mining lease, the Company is required to spend the sum of $5,000, $15,000, and $25,000 respectively, in the years 2006, 2007, and 2008 for work commitments on it Gold Dust claims. If these amounts are not expended on the claims, the same amounts are to be paid in cash to the lessor. In 2006, the Company spent the required amount of $5,000 for work on the claim.

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Corporation)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8 - SUBSEQUENT EVENTS

The Company has issued subscription agreements for 2,000,000 shares of common stock and has received approximately $186,500 and is to receive approximately $13,500 in the future relating to this subscription agreements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2006, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

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

     (b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Allen Collins	53	president, principal executive officer, treasurer,
200 South Main, Suite I		principal financial officer, principal accounting
Pocatello, Idaho 83204		officer, and a member of the board of directors

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Since inception, on December 9, 2005, Mr. Collins has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Since 1980, Mr. Collins has been a Certified Public Accountant and partner in the firm of Dance Collins & Co., Certified Public Accountants located in Pocatello, Idaho.

Conflicts of Interest

     There are no conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our audit committee charter is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our audit committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on December 9, 2005 through December 31, 2006. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended December 31, 2006. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Securities
Restricted
				Other	Under	Shares or		Other
				Annual Options/ Restricted				Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Allen Collins	2006	0	0	0	0	0	0	0
President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Allen Collins	0	0	0	0	0	0	0

     We have not paid any officers or directors salaries in 2006, and we do not anticipate paying any officers or directors salaries at any time in 2007. We will not begin paying our officers salaries until we have adequate funds to do so.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

			Number of	Percentage of
			Shares After	Ownership After
	Number of	Percentage of	Offering	the Offering
	Shares	Ownership	Assuming all	Assuming all of
Name and Address	Before the	Before	of the Shares	the Shares are
Beneficial Ownership [1]	Offering	The Offering	are Sold	Sold

Allen Collins	100,000	2%	100,000	1%
200 South Main, Suite I
Pocatello, Idaho 83204

All Officers and Directors	100,000	2%	100,000	1%
as a Group (1 person)

Coalton Schaefer	4,900,000	98%	4,900,000	70%
2682 Whitetail Ridge
Kila, Montana 59920

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Collins is the only "promoter" of our company.

Changes in Control

     There are no arrangements which may result in a change of control of Firstar Exploration. There are no known persons that may assume control of us after the offering.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Collins, our president and sole director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Mr. Collins.

     In December 2005, we issued a total of 100,000 shares of restricted common stock to Allen Collins, our sole officer and director, in consideration of $1,000. This was accounted for as a purchase of common stock.

     In December 2005, Mr. Schaefer loaned $ 1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for this offering. The loan is interest free. There is no writing to evidence the foregoing. The agreement is entirely oral.

     Mr. Collins is our only promoter. He has not received or will he receive anything of value from us, directly or indirectly in his capacity as a promoter.

PART IV

ITEM 13.     EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-137358 on September 15, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.  Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Lease Agreement
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No. Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$14,959		Williams	&	Webster, P.S., Certified Public Accountants
2005	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants
2005	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants
2005	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants
2005	$-0	-	Williams	&	Webster, P.S., Certified Public Accountants

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pocatello, Idaho, on this 22nd day of March, 2007.

FIRSTAR EXPLORATION CORPORATION

BY:    ALLEN COLLINS
          Allen Collins, President, Principal Executive
          Officer, Secretary, Treasurer, Principal Financial
          Officer, Principal Accounting Officer, and sole
          member of the Board of Directors