Form 10QSB
period 2007-03-31
Firstar Exploration CORP
filed 2007-05-15
CIK 1372263

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

The Registrant is a shell company: Yes [  ] No [ x ]

As of March 31, 2007 we had 5,000,000 shares of common stock issued and outstanding.

========================================================================================================

FIRSTAR EXPLORATION CORPORATION
(An Exporation Stage Company)
BALANCE SHEET

	March 31,	December 31,
	2006	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$174,342	$930

TOTAL ASSETS	$174,342	$930

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,353	$9,322
Advances payable - related party	21,000	1,000
TOTAL LIABILITIES	42,353	10,322

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,000,000 issued and outstanding	50	50
Additional paid-in capital	49,950	49,950
Common stock issuable	172,050	-
Accumulated deficit during exploration stage	(90,061)	(59,392)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	131,989	(9,392)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$174,342	$930

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exporation Stage Company)
STATEMENT OF OPERATIONS

				From
				December 9,
	Three Months		Three Months	2005
	Ended		Ended	(Inception) to
	March 31,		March 31,	March 31,
	2007		2006	2007
	(unaudited)		(unaudited)	(unaudited)

REVENUES	$-		$-	$-

EXPENSES
General and administrative expenses	187		11	594
Professional fees	8,172		5,000	54,130
Lease payments	10,000		7,500	17,500
Mineral claim payments	12,311		1,250	17,837
Total Expenses	30,670		13,761	90,061

OTHER INCOME
Interest income	1		-	-
Total other income	1		-	-

LOSS FROM OPERATIONS	(30,669)		(13,761)	(90,061)

LOSS BEFORE TAXES	(30,669)		(13,761)	(90,061)

INCOME TAX EXPENSE	-		-	-

NET LOSS	$(30,669)		$(13,761)	$(90,061)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,000,000		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Deficit
					Accumulated	Total
			Additional	Stock	During	Stockhoders
	Common Stock		Paid-in	Subscription	Exploration	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, December 9, 2005 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued upon incorporation at
$0.01 per share for cash and subscription
receivable	5,000,000	50	49,950	(29,000)	-	21,000

Net loss for the year ended December 31, 2005	-	-	-	-	(10,197)	(10,197)

Balance, December 31, 2005	5,000,000	50	49,950	(29,000)	(10,197)	10,803

Payment of stock subscription receivable	-	-	-	29,000	-	29,000

Net loss for the year ended December 31, 2006	-	-	-	-	(49,195)	(49,195)

Balance, December 31, 2006	5,000,000	50	49,950	-	(59,392)	(9,392)

Net loss for the period ended March 31, 2007	-	-	-	-	(30,669)	(30,669)

Balance, March 31, 2007 (unaudited)	5,000,000	$50	$49,950	$-	$(90,061)	$(40,061)

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exporation Stage Company)
STATEMENT OF CASH FLOWS

			From
			December 9,
	Three Months	Three Months	2005
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,669)	(13,761)	$(90,061)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase in prepaid expenses	-	-	-
(Decrease) Increase in accounts payable	12,031	3,500	21,353
Net cash used in operating activities	(18,638)	(10,261)	(68,708)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subscription receivable	-	29,000	29,000
Proceeds from issuance of common stock	-	-	21,000
Proceeds from common stock issuable	172,050	-	172,050
Proceeds from related party advance payable	20,000	1,000	21,000
Net cash provided by financing activities	192,050	30,000	243,050

NET INCREASE IN CASH	173,412	19,739	174,342

CASH, BEGINNING OF PERIOD	930	803	-

CASH, END OF PERIOD	$174,342	20,542	$174,342

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTSTAR EXPLORATION CORPORATION
AN EXPORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Firstar Exploration Corporation (hereinafter “the Company”) was incorporated on December 9, 2005 in the Sate of Nevada. The principal business of the Company is the acquisition, exploration and development of natural resource properties. Upon establishing the existence of proven reserves in on of its properties, the Company plans to actively prepare the site for extraction and enter a development stage.

The Company has been in an exploration stage since its inception on December 9, 2005, and has not realized an revenues from its planned operation. The Company’s year-end is December 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financials statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

FIRSTSTAR EXPLORATION CORPORATION
AN EXPORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of this statement to have a significant immediate effect on its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15,2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

FIRSTSTAR EXPLORATION CORPORATION
AN EXPORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

Going Concern
At March 31, 2007, the Company had an accumulated deficit during the exploration stage of $90,061. Since its inception, the Company has not generated any revenues nor implemented their business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are to acquire, explore, and develop natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management’s successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – PREFERRED AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2007 the Company has not issued any preferred stock.

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

The Company has raised approximately $200,000 in its direct public offering. The Company is in the process of issuing the stock certificates. Until the stock certificates have been issued the Company has recorded a common stock issuable of $172,050.

FIRSTSTAR EXPLORATION CORPORATION
AN EXPORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ending March 31, 2007 the Company’s majority stockholder, advanced the Company $21,000. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As a condition of its mining lease, the Company is required to spend the sum $25,000 in 2008 for work commitments on its Gold Dust claims. If these amounts are not expended on the claims, the same amounts are to be paid in cash to the lessor.

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor. As of March 31, 2007, the Company has not paid any fees.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in our direct public offering. We have raised cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We have started exploration on the property. We have raised, approximately $200,000 from our direct public offering this will help remove uncertainties surrounding our ability to continue as a going concern. The $200,000 in gross proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our public offering. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore, and we have determined it is economical to extract the ore from the land.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we are unsure of what our next plan will be.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

2.

90-180 days after completion of the offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our direct public offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

180-210 days after completion of the offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take 30 days.

      The cost of the subcontractors is included in the description of services to be rendered. All funds for the foregoing activities will be obtained from our direct public offering.

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

     To become profitable and competitive, we conduct into the research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on December 9, 2005

     Since inception, paid in capital has paid all our expenses to incorporate us, and for legal and accounting expenses. In January 2006, Mr. Schaefer advanced $1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering. In January, 2007, Mr. Schaefer advanced us an additional $20,000 to pay accounting fees, legal fees, lease expense, and begin exploration.

Accounts payable

     Accounts payable of $21,353 were booked at March 31, 2007, represented by liabilities for the following expenses:

Accounting	$12,789
Legal expense
Exploration costs	8,564
Transfer agent and filing fees
Included in expenses to September 30, 2006	$21,353

     These liabilities were paid subsequent to the quarter ended March 31, 2007.

     In addition, we sold 100,000 shares of common stock to Mr. Collins in consideration of $1,000 and 4,900,000 shares of common stock to Coalton Schaefer in consideration of $49,000.

Liquidity and Capital Resources

     Whatever money we have raised, will be applied to the items set forth in the Use of Proceeds section of our direct public offering. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     At the present time, we have not made any arrangements to raise additional cash, other than through our direct public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely other than as described in this paragraph, we have no other financing plans.

     As of the date of this report, we have yet to begin operations, and therefore, we have not generated any revenues from our business operations.

     In December 2005, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50,000.

     As of March 31, 2007, our total assets were $174,342 and our total liabilities were $42,353.

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

     There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 13, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137358, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our direct public offering.

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
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2007.

FIRSTAR EXPLORATION CORPORATION

BY:	ALLEN COLLINS
Allen Collins, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer, and sole
member of the Board of Directors