Form 10QSB
period 2007-09-30
Firstar Exploration CORP
filed 2007-11-13
CIK 1372263

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-137358

FIRSTAR EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

 810 Jewel Street
Blackfoot, Idaho 83221
(Address of principal executive offices)

(208) 785-2729
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

As of September 30, 2007, we had 7,000,000 shares of common stock issued and outstanding.

===========================================================================================================================

PART I

ITEM 1.	INTERIM FINANCIAL STATEMENTS

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

		September 30,	December 31,
		2007	2006
		(unaudited)
ASSETS

CURRENT ASSETS
Cash		$139,937	$930

TOTAL ASSETS		$139,937	$930

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable		$6,535	$9,322
Advances payable - related party		21,000	1,000
TOTAL LIABILITIES		27,535	10,322

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding		-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 7,000,000 and 5,000,000 shares at June 30 2007		70	50
and December 31, 2006, respectively issued and outstanding
Additional paid-in capital		249,930	49,950
Accumulated deficit during exploration stage		(137,598)	(59,392)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)		112,402	(9,392)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)		$139,937	$930

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

								From
								December 9,
		Three Months		Three Months	Nine Months		Nine Months	2005
		Ended		Ended	Ended		Ended	(Inception) to
	September 30,			September 30,	September 30,		September 30,	September 30,
		2007		2006	2007		2006	2007
		(unaudited)		(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-		$-	$-

EXPENSES
General and administrative expenses		325		-	1,523		36	1,931
Professional fees		13,455		4,192	33,301		11,934	79,259
Lease payments		-		-	10,000		7,500	17,500
Mineral and exploration expense		10,551		-	31,446		5,526	36,972
Regulatory fees		95		-	1,945		-	1,945
Total Expenses		24,426		4,192	78,215		24,996	137,607

OTHER INCOME
Interest income		4		-	9		-	9
Total other income		4		-	9		-	9

LOSS FROM OPERATIONS		(24,422)		(4,192)	(78,206)		(24,996)	(137,598)

LOSS BEFORE TAXES		(24,422)		(4,192)	(78,206)		(24,996)	(137,598)

INCOME TAX EXPENSE		-		-	-		-	-

NET LOSS		$(24,422	)$	(4,192)	$(78,206	)$	(24,996)$	(137,598)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.01	)$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		7,000,000		5,000,000	5,888,889		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From
			December 9,
	Nine Months	Nine Months	2005
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,206)	$(24,996)	$(137,598)
Adjustments to reconcile net loss to net cash used by operating activities:
(Decrease) Increase in accounts payable	(2,787)	1,692	6,535
Net cash used in operating activities	(80,993)	(23,304)	(131,063)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200,000	29,000	250,000
Proceeds from related party advance payable	20,000	1,000	21,000
Net cash provided by financing activities	220,000	30,000	271,000

NET INCREASE IN CASH	139,007	6,696	139,937

CASH, BEGINNING OF PERIOD	930	803	-

CASH, END OF PERIOD	$139,937	$7,499	$139,937

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Going Concern
At September 30, 2007, the Company had an accumulated deficit during the exploration stage of $137,598. Since its inception, the Company has not generated any revenues nor implemented their business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are to acquire, explore, and develop natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage. The ability of the Company to continue in existence is dependent upon management’s successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2007 the Company’s cash balance exceeded Federal Deposit Insurance corporation (FDIC) limits by $31,166.

NOTE 3 – PREFERRED AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of September 30, 2007, the Company has not issued any preferred stock.

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

NOTE 4 – LEASE AGREEMENT

On February 1, 2006, the Company acquired a twenty-year lease with the option to purchase the related, unpatented mineral claims (known as the Gold Dust Property) situated in White Pine County, Nevada. The lease payment upon execution was $7,500. The Company is committed to spend a minimum of $5,000 in the first year for work on the claim or, alternatively, to pay $5,000 to the lessor. SEE NOTE 6.

Annual lease payments are as follows:

2/1/2007	$10,000
2/1/2008	$15,000
2/1/2009-2025	$25,000

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s majority stockholder advanced the Company $21,000. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As a condition of its mining lease, the Company is required to spend the sum $25,000 in 2008 for work commitments on its Gold Dust claims. If these amounts are not expended on the claims, the same amounts are to be paid in cash to the lessor.

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor. As of September 30, 2007, the Company has not paid any fees.

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

Milestones

     The following are our milestones:

1.	We are in the process of finding a geologists to retain to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

90-180 days from hiring a geologist, if the geologist feels the report indicates feasibility, we will file a “Notice of Intent” with the BLM to receive permission to drill. Upon approval we will obtain a bond for disturbance.

3.

180-210 days, from approval from the BLM we hope to begin core drilling. Core drilling will cost $20 per foot. We will be able to drill 20 holes to the depth of 200 feet. Core drilling will be subcontracted to non-affiliated third parties. An independent third party will analyze the samples from the core drilling and determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take about 30 days.

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

Accounts payable

     Accounts payable of $6,535 were booked at September 30, 2007 represented by liabilities for the following expenses:

Accounting	$3,540
Legal expense	2,995
Exploration costs	-
Transfer agent and filing fees	-
Included in expenses to September 30,2007	$6,535

     A majority of these liabilities were paid subsequent to the quarter ended September 30, 2007.

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

     As of September 30, 2007, our total assets were $139,937 and our total liabilities were $27,535.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 13, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137358, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our direct public offering.

     On June 14, 2007, we completed our public offering and raised $200,000. Since then we have spent the proceeds as follows:

Accounting Fees	$20,556
Legal Fees	10,498
Mining & Exploration Costs	25,915
Regulatory Costs	1,945
General & Administrative	1,198

Total	$60,112

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2007.

FIRSTAR EXPLORATION CORPORATION

BY:  LINDA SMITH
        Linda Smith, President, Principal Executive
        Officer, Secretary, Treasurer, Principal Financial
        Officer, Principal Accounting Officer, and a
        member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.