Form 10-K
period 2007-12-31
Firstar Exploration CORP
filed 2008-04-11
CIK 1372263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2007

Commission file number 000-52519

FIRSTAR EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

810 Jewel
Blackfoot, ID 83221
(Address of principal executive offices, including zip code.)

(208) 785-2729
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Securities Exchange Act of 1934 .

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes  [    ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007: $440,000.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated under the laws of the state of Nevada on December 9, 2005. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property located in White Pine County, Nevada. This one property consists of 32 claims. We intend to explore for gold on the property.

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

We have no revenues. We have incurred losses since our inception. We have no operations. We have been issued a going concern opinion and rely upon the sale of our securities to fund operations. We do not consider the Company to be a blank check corporation as defined in Regulation C, Rule 419 of the Securities Act of 1993, and do not intend to merge with or acquire another company in the foreseeable future. We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

      Our administrative office is located at 810 Jewel Street, Blackfoot, Idaho 83221 and our telephone number is (208) 785-2729. Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is December 31. Our mailing address is 810 Jewel Street, Blackfoot, Idaho 83221.

     We intend to conduct exploration activities on 32 claims located in White Pine County, Nevada. The property is known as the Gold Dust Property. We shall refer to it merely as the property or Lamb claims. Title to the property is recorded in the name of the United States of America and is operated by the Bureau of Land Management, the “BLM”. We do not have any interest or ownership in the property. We have a right to conduct exploration activity on the property pursuant to our agreement with Jan B. Lamb and Richard R. Redfern.

Our Agreement

     On February 1, 2006, we entered into an agreement with Jan B. Lamb and Richard R. Redfern wherein we leased 32 unpatented mining claims registered in the name of Jan B. Lamb located in White Pine County, Nevada known as the Gold Dust Property. Under the terms of the agreement we have the right to explore, develop and remove ore from the property. Our lease is for a period of 20 years, however, we have the right to acquire the claims from Jan B. Lamb at any time in consideration of the payment of $500,000.

     Our first lease payment was $10,000. We paid the lease payment of $15,000 before February 1, 2008. All annual lease payments thereafter are $25,000 which are due on or before the 1st day of February in each succeeding year through 2025.

     We have to incur costs of exploration in the amount of $5,000 the first year; $15,000 the second year; and, $25,000 the third year or in lieu of the work, paying the foregoing sums in cash to Messrs, Lamb and Redfern. In addition, we will pay a net smelter royalty of 2.5% of all production from the property. We may extinguish the net smelter royalty by paying $500,000 per one-half percentage point at any time during the term of the agreement.

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

     In the 1970s, prospectors discovered disseminated gold mineralization approximately eight miles north-northwest of the Property at what later would become Alta Gold and Echo Bay’s Pan Mine. Tenneco Minerals conducted some soil and rock chip sampling on the Gold Dust Property in 1989 and 1988 (Tenneco, 1988, 1989). In the late 1980s, some drilling exploration was conducted on the Gold Dust property, by an unknown party. Neither Lamb nor the Company has access to any drilling records.

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

MAP 1

L o c a t i o n M a p o f t h e G o l d D u s t
C l a i m s 1 – 3 2
W h i t e P i n e C o u n t y , N e v a d a

MAP 2

Property Description and Location

     The Gold Dust property is located on the eastern edge of the Pancake Range, 20 miles south-southwest of the town of Eureka, Nevada. The Property comprises one contiguous block of 32 unpatented lode mining claims. The Gold Dust Nos. 1-26 claims are registered in the name of Jan B. Lamb, 48412 N. Black Canyon Hwy #310, New River, AZ 85087 (Lamb), and Gold Dust Nos. 27-32 have been located in the field and await filing. The claims total approximately 640 acres and are located in the Pancake Mining District, White Pine County, Nevada, USA. The Gold Dust # 1-32 claims are located in Sections 4, 5 and 6 of Township 15 North, Range 55 East, and in Sections 31 and 32 of Township 16 North, Range 55 East, Mt. Diablo Base and Meridian, White Pine County, Nevada. Lamb controls the Gold Dust property through direct ownership of the unpatented lode claims through direct staking under the name of Jan B. Lamb. Expiration date for the unpatented lode mining claims is September 1, 2008. Claims are located on land whose surface and mineral rights are administered by the BLM.

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

     We must maintain the Gold Dust claims in good standing until September 1, 2008, whether or not we terminate the agreement prior to September 1, 2008. In subsequent years, if we terminate the agreement within 120 days prior to September 1 of that agreement year, we will be responsible for maintaining the optioned claims in good standing for the next one-year period following termination.

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

History

     In the 1970s, prospectors discovered disseminated gold mineralization approximately eight miles north-northwest of the Property at what later would become Alta Gold and Echo Bay’s Pan Mine. Just because gold was discovered nearby is no assurance that mineralized material will be found on our property. In fact that likelihood of mineralized material being found on our property is extremely remote.

Previous Work

     Tenneco Minerals conducted some soil and rock chip sampling on the Gold Dust Property in 1988 and 1989 (Tenneco, 1988, 1989). In the late 1980s, some drilling exploration was conducted on the Gold Dust property, by an unknown party. Neither Lamb nor the Company had access to any drilling records. No information is available to the Company concerning exploration procedures, sample handling, preparation, and security, or assay techniques used prior to 2002. Historical data may not conform to NI43-101 standards.

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

     Cretaceous monzonite to quartz monzonite stocks are present in the Pancake range, including two stocks that crop out approximately six miles north of the Property.

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

     Mineralization controls include a mixture of faults, folds, and favorable stratigraphic horizons. Regionally in Nevada, Carlin-type gold mineralization is concentrated along northwest and northeast trending, medium to low angle, regional, Jurassic age shear zones, and younger north northwest trending low and high angle shears.

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

     To date we have had samples taken and tested. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found.

     As of the date of this report, the only exploration activities on the property is sampling. We have not furtherd exploration activites because of weather condidtions We also have not located a geologist to over see the operation or located equipment for further exploration activity.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of gold to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration. We have had soil and rock chips samples collected and tested as of the date of this report.

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

     The property is undeveloped raw land Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as drills and excavators that we might need to conduct exploration. Further, suppliers give preferences to larger exploration entities that purchase larger quantities of supplies from them. We are attempting to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a sample of earth. Ms. Smith, our president will determine where drilling will occur on the property in consultation with the consultant we hire. Ms. Smith will receive fees for her services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property.

     We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money available. We will drill approximately 7,000 linear feet, or up to 22 holes to a depth of 300 feet. We estimate that it will take up to three months to drill the holes. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be up to $8,000. To date, the only exploration activities we have conducted is sampling on the property.

     The breakdown of estimated times and dollars was made by Ms Smith, our president.

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

     If we do not find mineralized material on the property, Ms. Smith will allow the Option and Joint Venture Agreement with Jan B. Lamb and Richard R. Redfern to expire and we will cease operations.

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

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $100 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. Zone Mining Limited has paid this fee through 2008. The assessment year ends at noon on September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets for the BLM fee schedule:

Fee Schedule (per claim)
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

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. The Company will be required to leave the area in the same condition as we found it.

     We have not allocated any funds for the cost of reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Schaefer, our shareholder has agreed to pay the cost of reclamation should we not find mineralized material.

Subcontractors

     We intend to use the services of Jan B. Lamb who will supervise the subcontractors for manual labor exploration work on our properties.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties. The cost of the subcontractors is included in the description of services to be rendered. Ms. Smith will handle our administrative duties. Because our sole officer and a director is inexperienced with exploration, she will hire independent contractors to perform the surveying, exploration, and excavating of the property. The contractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. We have hired geologist who are taking samples and analyzing those samples.

Employees and Employment Agreements

     At present, we have one part-time employee, our president, Linda Smith. Ms. Smith devotes approximately 10% of her time or four hours per week. Ms. Smith does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Ms. Smith.

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     None.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 4, 2007, the shareholders were notificed in lieu of an annual meeting of the holders of a majority of our common stock authorized the election of Linda Smith and Coalton Schaefer to the Company’s directors.

PART II

ITEM 5.     MATTERS MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “FSRX”A summary of trading by quarter for 2007 and 2006 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.23	$0.21
Third Quarter 7-1-07 to 9-30-07	$0.50	$0.20
Second Quarter 4-1-07 to 6-30-07	$0.00	$0.00
First Quarter 1-1-07 to 3-31-07	$0.00	$0.00

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.00	$0.00
Third Quarter 7-1-06 to 9-30-06	$0.00	$0.00
Second Quarter 4-1-06 to 6-30-06	$0.00	$0.00
First Quarter 1-1-06 to 3-31-06	$0.00	$0.00

Status of our public offering

     On October 13, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137358, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our direct public offering. On June 14, 2007, we completed our public offering and raised $200,000. Since then, we have spent the proceeds as follows:

Accounting Fees	$30,360
Legal Fees	13,038
Mining & Exploration Costs	31,446
Regulatory Costs	2,132
General & Administrative	1,698

Total	$78,674

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

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

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

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We have had soil and rock chips samples collected and tested. We raised $200,000 from our initial public offering. The $200,000 in gross proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

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

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. We have had soil and rock chip samples collected and tested. We have received the results from a geologist. Five Carlin-type gold deposit associated elements (Au, Sb, As, T1, Hg) have been contoured in Surfer, a geochemical contouring program, to determine trends of potential mineralization and future drill sites. Silver, normally not associated with Carlin-type deposit was also found.

Results of Operations

From Inception on December 9, 2005

     Since inception, paid in capital has paid all our expenses to incorporate, and for legal and accounting expenses. In January, 2006, Mr. Schaefer loaned $1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for our offering. In January, 2007, Mr. Schaefer advanced us an additional $20,000 to pay accounting fees, legal fees, lease expense, and begin exploration.

     Since inception , we have had soil and rock chips samples collected and tested.

Accounts payable

     Accounts payable of $1,074 were booked at December 31, 2007, represented by a liabilities for accounting services. This liability was paid subsequent to the quarter ended December 31, 2007.

Milestones

     The following are our milestones:

1.	We are in the process of finding a geologists to retain, and to manage the exploration of the property. - Cost $15,000. Time of retention 0- 90 days.

2.

90-180 days from hiring a geologist, if the geologist feels the report indicates feasibility, we will file a “Notice of Intent” with the BLM to receive permission to drill. Upon approval we will obtain a bond for disturbance.

3.

180-210 days from approval from the BLM we hope to begin core drilling. Core drilling will cost $20 per foot. We will be able to drill 20 holes to the depth of 200 feet. Core drilling will be subcontracted to non-affiliated third parties. An independent third party will analyze the samples from the core drilling and determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost up to $5,000 to analyze the core samples and will take about 30 days.

     The cost of the subcontractors is included in the description of services to be rendered

Limited Operating History; Need for Additional Capital

     There is no historical financial information upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must conduct research and exploration of the property before we start production of any minerals we may find.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     As of December 31, 2007, our total assets were $121,325 consisting entirely of cash and our total liabilities were $22,074.

     If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely other than as described in this paragraph, we have no other financing plans.

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

Recent accounting pronouncements

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

     In September 2006, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 158, “ Employer’ Accounting for defined Benefit Pensions and Other Postretirement Plans” (hereinafter “SFAS No. 158). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. It is effective as of December, 2006. The Company does not expect the adoption of SFAS No. 158 to have a significant immediate effect on its financial position or results of operations.

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 159 to have a significant immediate effect on its financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (hereafter “SFAS No. 160”). This statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. It is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a significant immediate effect on its financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(r), “Business Combinations” (hereafter “SFAS No. 141(r)”). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(r) to have a significant immediate effect on its financial position or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and not required to provide the information under this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Firstar Exploration Corporation
810 Jewel
Blackfoot, ID 83221

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Firstar Exploration Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and from inception (December 9, 2005) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firstar Exploration Corporation as of December 31, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the year then ended, and from inception (December 9, 2005) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 10, 2008

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEET

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$121,325	$930

TOTAL ASSETS	$121,325	$930

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,074	$9,322
Loans payable - related party	21,000	1,000
TOTAL LIABILITIES	21,000	1,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 7,000,000 and 5,000,000 issued
and outstanding, respectively	70	50
Additional paid-in capital	249,930	49,950
Accumulated deficit during exploration stage	(150,749)	(59,392)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	99,251	(9,392)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$120,251	$(8,392)

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From
			December 9,
			2005
	Year Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	1,698	211	2,106
Professional fees	46,093	35,958	92,051
Lease payments	10,000	7,500	17,500
Mineral and exploration expense	31,446	5,526	36,972
Regulatory fees	2,132	-	2,132
Total Expenses	91,369	49,195	150,761

OTHER INCOME
Interest income	12	-	12
Total other income	12	-	12

LOSS FROM OPERATIONS	(91,357)	(49,195)	(150,749)

LOSS BEFORE TAXES	(91,357)	(49,195)	(150,749)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(91,357)	$(49,195)	$(150,749)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,166,667	5,000,000

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
						Deficit
						Accumulated
			Additional	Stock		During		Total
	Common Stock		Paid-in	Subscription		Exploration		Stockholders'
	Shares	Amount	Capital	Receivable		Stage		Equity

Balance, December 9, 2005 (Inception)	-	$-	$-	$-	$	- $		-

Common stock issued upon incorporation at
$0.01 per share for cash and subscription
receivable	5,000,000	50	49,950	(29,000)		-		21,000

Net loss for the year ended December 31, 2005	-	-	-	-		(10,197)		(10,197)

Balance, December 31, 2005	5,000,000	50	49,950	(29,000)		(10,197)		10,803

Payment of stock subscription receivable	-	-	-	29,000		-		29,000
Net loss for the year ended December 31, 2006	-	-	-	-		(49,195)		(49,195)

Balance, December 31, 2006	5,000,000	$50	$49,950	$-		$(59,392	) $	(9,392)

Common stock issued	2,000,000	20	199,980					200,000

Net loss for the period ended December 31, 2007						(91,357)		(91,357)

Balance, December 31, 2007	7,000,000	$70	$249,930	$-		$(150,749	) $	99,251

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

			From
			December 9,
			2005
	Year Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,357)	$(49,195)	$(150,749)
Adjustments to reconcile net loss to net cash used by
operating activities:
Decrease (increase) in assets
Prepaid expenses	-	10,000	-
Increase (decrease) in liabilities
Accounts payable	(8,248)	9,322	1,074
Net cash used in operating activities	(99,605)	(29,873)	(149,675)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collection of subscription receivable	-	29,000	-
Proceeds from issuance of common stock	200,000	-	250,000
Proceeds from related party loans payable	20,000	1,000	21,000
Net cash provided by financing activities	220,000	30,000	271,000

NET INCREASE IN CASH	120,395	127	121,325

CASH, BEGINNING OF PERIOD	930	803	-

CASH, END OF PERIOD	$121,325	$930	$121,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Concentration of Risk
The Company maintains its cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses of its deposits, at December 31, 2007 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limit by $21,325.

Compensated Absences
Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

For the period from December 9, 2005 (inception) to December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instrument or hedging activities.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability. At December 31, 2007 and 2006, the Company had no accrued liabilities for compliance with environmental regulations.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $150,749 incurred through December 31, 2007. The Company has no revenues, limited cash, negative working capital, and has recurring losses from operations. Management’s plans are to begin generating revenues through the exploration of gold and silver. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $70,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows based upon funds received.

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
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 159 to have a significant immediate effect on its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 158, “ Employer’ Accounting for defined Benefit Pensions and Other Postretirement Plans” (hereinafter “SFAS No. 158). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. It is effective as of December, 2006. The Company does not expect the adoption of SFAS No. 158 to have a significant immediate effect on its financial position or results of operations.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (hereafter “SFAS No. 160”). This statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. It is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a significant immediate effect on its financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(r), “Business Combinations” (hereafter “SFAS No. 141(r)”). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(r) to have a significant immediate effect on its financial position or results of operations.

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

NOTE 3 – INCOME TAXES

At December 31, 2007 and 2006, the Company had deferred tax assets of approximately $51,300 and $20,200 respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2007 and 2006.

The significant components of the Company’s deferred tax assets at December 31, 2007 and 2006 are as follows:

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

	December 31,	December 31,
	2007	2006
Net operating loss carryforward	$150,749	$59,400

Deferred tax asset	$51,300	$20,200
Deferred tax asset valuation allowance	(51,300)	(20,200)
Net deferred tax asset	$-	$-

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $150,749 and $59,400, respectively, which expire in the year 2027 and 2026. The change in the allowance account from December 31, 2006 to 2007 was $91,349.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise’s financial statements in accordance with SFAS No 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

As of December 31, 2007, the Company had $51,300 of unrecognized tax benefits, of which $31,100 would impact the effective tax rate if recognized.

The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48.

The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

As a result of the adoption of FIN 48, we did not recognize any adjustments to the liability for uncertain tax position and therefore, did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

NOTE 4 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of December 31, 2007, the Company has not issued any preferred stock.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in December 31, 2005, the Company issued 5,000,000 shares of common stock for a total of $21,000 cash and a subscription receivable of $29,000. This subscription was received in January 2006.

The Company closed its public offering on January 14, 2007. In the public offering, the Company issued 2,000,000 shares of common stock for $200,000.

NOTE 5 - LEASES

On February 1, 2006, the Company acquired a twenty-year lease with the option to purchase the related, unpatented mineral claims (known as the Gold Dust Property, situated in White Pine County, Nevada. The lease payment upon execution was $7,500. The Company is committed to spend a minimum of $5,000, $15,000, and $25,000 in the years 2006, 2007, and 2008, respectively, for work on the claim or, alternatively, pay that amount to the lessor in addition to the lease payment.

Annual lease payments are due on February 1 and are as follows:

2007	$10,000
2008	$15,000
2009-2025	$25,000 per year

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans payable – related party represent amounts due to the Company’s majority stockholder, who loaned the Company $21,000. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As a condition of its mining lease, the Company is required to spend the sum of $5,000, $15,000, and $25,000 respectively, in the years 2006, 2007, and 2008 for work commitments on it Gold Dust claims. If these amounts are not expended on the claims, the same amounts are to be paid in cash to the lessor. In 2007, the Company spent the required amount of $15,000 for work commitments.

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2007, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934 .

     The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Linda Smith	50	president, principal executive officer, treasurer,
810 Jewel		principal financial officer, principal accounting
Blackfoot, Idaho 83221		officer, and a member of the board of directors

Coalton Schaefer	21	a member of the board of directors
2682 Whitetail Ridge
Kila, Montana 59920

     The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Linda Smith – President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

     On September 19, 2007, Ms. Smith was appointed our president, principal accounting officer, secretary, treasurer, principal financial officer, and principal accounting officer. On October 14, 2007, Ms. Smith was appointed also to the Board of Directors. Since January 2002, Linda S. Smith has worked as a staff accountant for Lamprecht, Green & Associates, LLP. From August 2004 to June 15, 2007, Ms. Smith was a staff accountant with Dance, Collins & Co. Both employers are Public Accounting firms and are located in Pocatello, Idaho. She is currently an officer and director of National Treasure Corporation and served as an officer and director of Sterling Gold Corporation. Sterling Gold Corporation's common stock is traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol IDCX.

Coalton Schaefer – Member of the Board of Directors.

     On October 14, 2007, Coalton Schaefer was appointed to the Board of Directors. Since February 2006, Mr. Schaefer has been president and Chief Executive Officer of Emerald Discoveries Inc. located in British Columbia, Canada. Emerald Discoveries, Inc. is a land development company. From March 2005 to March 2006 he served as Chief Executive Officer of Morgan List Advisors, LLC, Mr Coalton Schaefer was a student at the University of Montana and a student at Buffalo High School, Buffalo, Wyoming.

Conflicts of Interest

     There are no known conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. One director also hold a position as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on December 9, 2005 through December 31, 2007. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended December 31, 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Linda Smith	2007	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Allen Collins	2007	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0
(resigned,	2005	0	0	0	0	0	0	0
September 19, 2007)

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Linda Smith	0	0	0	0	0	0	0

Coalton Schaefer	0	0	0	0	0	0	0

Allen Collins (resigned,	0	0	0	0	0	0	0
September 19, 2007)

      We have not paid any officers or directors salaries in 2007, and we do not anticipate paying any officers or directors salaries at any time in 2008. We will not begin paying our officers salaries until we have adequate funds to do so.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

	Number of	Percentage of
	Shares	Ownership
Name and Address		Before
Beneficial Ownership [1]		The Offering

Linda Smith	0	0.00%
810 Jewel
Blackfoot, Idaho 83221

Coalton Schaefer	4,999,000	71.00%
2682 Whitetail Ridge
Kila, Montana 59920
Director

     [1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Ms. Smith and Mr. Schaefer are our only "promoters."

Changes in Control

     There are no arrangements which may result in a change of control of Firstar Exploration. There are no known persons that may assume control of us after the offering.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2005, Mr. Schaefer loaned $ 1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for this offering. The loan is interest free. There is no writing to evidence the foregoing. The agreement is entirely oral. In January, 2007, Mr. Schaefer advanced us an additional $20,000 to pay accounting fees, legal fees, lease expense, and begin exploration.

     Ms. Smith and Mr. Schaefer are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacity as promoters.

     In December 2005 we sold 4,900,000 shares of common stock to Coalton Schaefer in consideration of $49,000. In addition, we sold 100,00 shares of common stock to Allen Collins, our former president, inconsideration of $1,000.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$26,049	Williams & Webster, P.S., Certified Public Accountants
2006	$14,959	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	09-15-06	3.1

3.2	Bylaws.	SB-2	09-15-06	3.2

4.1	Specimen Stock Certificate.	SB-2	09-15-06	4.1

10.1	Trust Agreement	SB-2	09-15-06	10.1

14.1	Code of Ethics.	10-KSB	03-22-07	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.	10-KSB	03-22-07	99.2

99.2	Disclosure Committee Charter.	10-KSB	03-22-07	99.3

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 10th day of April, 2008.

FIRSTAR EXPLORATION CORPORATION

BY:   LINDA SMITH
         Linda Smith, President, Principal Executive Officer,
         Secretary, Treasurer, Principal Financial Officer, Principal
         Accounting Officer, and a member of the Board of
         Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

LINDA SMITH	President, Principal Executive Officer,	April 10, 2008
Linda Smith	Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and a member
of the Board of Directors

COALTON SCHAEFER	Member of the Board of Directors	April 10, 2008
Coalton Schaefer

EXHIBIT INDEX
		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	09-15-06	3.1

3.2	Bylaws.	SB-2	09-15-06	3.2

4.1	Specimen Stock Certificate.	SB-2	09-15-06	4.1

10.1	Trust Agreement	SB-2	09-15-06	10.1

14.1	Code of Ethics.	10-KSB	03-22-07	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.	10-KSB	03-22-07	99.2

99.2	Disclosure Committee Charter.	10-KSB	03-22-07	99.3