Form 10-Q
period 2008-03-31
Firstar Exploration CORP
filed 2008-05-20
CIK 1372263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-137358

FIRSTAR EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

810 Jewel Street
Blackfoot, Idaho 83221
(Address of principal executive offices, including zip code.)

(208) 785-2729
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,000,000 as of May 20, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$100,811	$121,325

TOTAL ASSETS	$100,811	$121,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,000	$1,074
Advances payable - related party	21,000	21,000
TOTAL LIABILITIES	23,000	22,074

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-

Common stock, 100,000,000 shares authorized,
$0.00001 par value; 7,000,000 shares at March 31, 2008	70	70
and December 31, 2007, issued and outstanding
Additional paid-in capital	249,930	249,930
Accumulated deficit during exploration stage	(172,189)	(150,749)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	77,811	99,251

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$100,811	$121,325

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

					From
					December 9,
		Three Months		Three Months	2005
		Ended		Ended	(Inception) to
		March 31		March 31	March 31,
		2008		2007	2008
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
General and administrative expenses		143		187	2,249
Professional fees		6,300		8,172	98,351
Lease payments		15,000		10,000	32,500
Mineral & exploration expense		-		12,311	36,972
Regulatory fees		-		-	2,132
Total Expenses		21,443		30,670	172,204

OTHER INCOME
Interest income		3		1	15
Total other income		3		1	15

LOSS FROM OPERATIONS		(21,440)		(30,669)	(172,189)

LOSS BEFORE TAXES		(21,440)		(30,669)	(172,189)

INCOME TAX EXPENSE		-		-	-

NET LOSS		$(21,440)		$(30,669)	$(172,189)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		7,000,000		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

			From
			December 9,
	Three Months	Three Months	2005
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,440)	$(30,669)	$(172,189)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses			-
(Decrease) Increase in accounts payable	926	12,031	2,000
Net cash used in operating activities	(20,514)	(18,638)	(170,189)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subscription receivable	-	172,050	249,930
Proceeds from issuance of common stock	-	-	70
Proceeds from related party advance payable	-	20,000	21,000
Net cash provided by financing activities	-	192,050	271,000

NET INCREASE IN CASH	(20,514)	173,412	100,811

CASH, BEGINNING OF PERIOD	121,325	930	-

CASH, END OF PERIOD	$100,811	174,342	$100,811

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007, included in our annual report on Form 10-K. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company does not expect the adoption of SFAS No. 161 to have a significant immediate effect on its financial position or results of operations.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

Adoption of Statement of Financial Accounting Standards No. 157 and 159
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No.157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial statements.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

Going Concern
At March 31, 2008 the Company had an accumulated deficit during the exploration stage of $172,189. Since its inception, the Company has not generated any revenues nor implemented their business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are to acquire, explore, and develop natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage. The ability of the Company to continue in existence is dependent upon management’s successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2008 the Company’s cash balance exceeded Federal Deposit Insurance corporation (FDIC) limits by $811.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 – PREFERRED AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of March 31, 2008, the Company has not issued any preferred stock.

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

As of March 31, 2008, the Company did not issue any shares.

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

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor. As of March 31, 2008, the Company has not incurred any expenses related to work committments or paid any royalties.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Accounts payable

     Accounts payable of $2,000 were booked at March 31, 2008 represented by liabilities for accounting fees.

     These liabilities were paid subsequent to the quarter ended March 31, 2008.

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

     In addition, we sold 100,000 shares of common stock to our former president in consideration of $1,000 and 4,900,000 shares of common stock to another investor in consideration of $49,000. In December, 2005, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50,000.

     On June 14, 2007, we completed our public offering and raised $200,000.

     As of March 31, 2008, our total assets were $100,811 and our total liabilities were $23,000.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain ““disclosure controls and procedures,”” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 13, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137358, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our direct public offering.

     On June 14, 2007, we completed our public offering and raised $200,000. Since then we have spent the proceeds as follows:

Accounting Fees	$36,360
Legal Fees	13,338
Mining & Exploration Costs	31,446
Lease Expense	15,000
Regulatory Costs	2,132
General & Administrative	1,841

Total	$100,117

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2008.

FIRSTAR EXPLORATION CORPORATION
(Registrant)

BY:	LINDA SMITH
Linda Smith, President, Principal Executive
Officer, Secretary, Treasurer, Principal
Financial Officer, Principal Accounting
Officer, and sole member of the Board of
Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002