Form 10-Q
period 2008-06-30
Firstar Exploration CORP
filed 2008-08-13
CIK 1372263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,000,000 as of July 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEET

	June 30	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$79,074	$121,325

TOTAL ASSETS	$79,074	$121,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,000	$1,074
Advances payable - related party	21,000	21,000
TOTAL LIABILITIES	23,000	22,074

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; no shares issued and outstanding	-	-

Common stock, 100,000,000 shares authorized,
$0.00001 par value; 7,000,000 shares at June 30 2007	70	70
and December 31, 2007, issued and outstanding
Additional paid-in capital	249,930	249,930
Accumulated deficit during exploration stage	(193,926)	(150,749)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	56,074	99,251

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$79,074	$121,325

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

									From
									December 9,
		Three Months		Three Months		Six Months		Six Months	2005
		Ended		Ended		Ended		Ended	(Inception) to
		June 30		June 30		June 30		June 30	June 30,
		2008		2007		2008		2007	2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
General and administrative expenses		-		1,011		143		1,198	2,249
Professional fees		21,714		11,674		28,014		19,846	120,065
Lease payments		-		-		15,000		10,000	32,500
Mineral & exploration expense		-		8,584		-		20,895	36,972
Regulatory fees		25		1,850		25		1,850	2,157
Total Expenses		21,739		23,119		43,182		53,789	193,943

OTHER INCOME
Interest income		2		4		5		5	17
Total other income		2		4		5		5	17

LOSS FROM OPERATIONS		(21,737)		(23,115)		(43,177)		(53,784)	(193,926)

LOSS BEFORE TAXES		(21,737)		(23,115)		(43,177)		(53,784)	(193,926)

INCOME TAX EXPENSE		-		-					-

NET LOSS		$(21,737)		$(23,115)		$(43,177)		$(53,784)	$(193,926)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED		7,000,000		4,166,667		7,000,000		6,166,667

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

			From
			December 9,
	Six Months	Six Months	2005
	Ended	Ended	(Inception) to
	June 30	June 30	June
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,177)	$(53,784)	$(193,926)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase in prepaid expenses			-
(Decrease) Increase in accounts payable	926	(4,572)	2,000
Net cash used in operating activities	(42,251)	(58,356)	(191,926)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200,000	250,000
Excess subscription proceeds	-	1,413	-
Proceeds from related party advance payable	-	20,000	21,000
Net cash provided by financing activities	-	221,413	271,000

NET INCREASE IN CASH	(42,251)	163,057	79,074

CASH, BEGINNING OF PERIOD	121,325	931	-

CASH, END OF PERIOD	$79,074	$163,988	$79,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007 included in our annual report on form 10K. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No.60” (SFAS No. 163”). SFAS No. 163 changes disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after issuance of the Statement. It is effective for fiscal years beginning after December 15, 2008. Except for those disclosures, earlier application is not permitted. The Company does not expect the adoption of SFAS No. 163 to have any effect on its financial position or results of operations. It will be adopted January 1, 2009.

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162 defines the meaning of present fairly in conformity with generally accepted accounting principles. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have any effect on its financial position or results of operations. The Company will adopt SFAS No. 162 when it becomes effective.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company does not expect the adoption of SFAS No. 161 to have a significant immediate effect on its financial position or results of operations. The Company will adopt SFAS No. 161 January 1, 2009.

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

FIRSTAR EXPLORATION CORPORATION
AN EXPLORATION STAGE COMPANY
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

Going Concern
At June 30, 2008 the Company had an accumulated deficit during the exploration stage of $193,926. Since its inception, the Company has not generated any revenues nor implemented their business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are to acquire, explore, and develop natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage. The ability of the Company to continue in existence is dependent upon management’s successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – PREFERRED AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of June 30, 2008, the Company has not issued any preferred stock.

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
JUNE 30, 2008

NOTE 4 – LEASE AGREEMENT

On February 1, 2006, the Company acquired a twenty-year lease with the option to purchase the related, unpatented mineral claims (known as the Gold Dust Property) situated in White Pine County, Nevada.

Annual lease payments are as follows:

2/1/2008	$15,000

2/1/2009-2025	$25,000

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s majority stockholder advanced the Company $21,000. These advances are non-interest bearing, not collateralized, and considered to be due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As a condition of its mining lease, the Company is required to spend the sum $25,000 in 2008 for work commitments on its Gold Dust claims. If these amounts are not expended on the claims, the same amounts are to be paid in cash to the lessor. Future commitments are a part of the lease agreement.

The lease also requires a production royalty equal to 2.5% of net smelter returns on all products produced from the claims to be paid to the lessor. As of June 30, 2008, the Company has not incurred any expenses related to work commitments or paid any royalties.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We have started exploration on the property. We raised $200,000 from our direct public offering in 2007. The $200,000 in gross proceeds will allow us to conduct our exploration program and pay operating expenses. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

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

Milestones

     The following are our milestones:

1.	Currently, setting up base maps,looking for gold mineralization and staking more claims in the area. Geologist fees are $600 per day plus costs.

2.	In the fall of 2008, we will conduct mapping and rock chip sampling program.

3.

180-210 days after the mapping and rock chip sampling, we will have rock chip samples tested for gold/silver assays and detailed for geochemical analysis. Gold assays cost are $25.00 per sample and geochem analysis are $25.00 per sample. Geologist will study results ,write a report and recommend a phase 2 program.

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

Results of Operations

From Inception on December 9, 2005

     Since inception, paid in capital has paid all our expenses to incorporate us, and for legal and accounting expenses. In January 2006, Mr. Schaefer, a member of the Board of Directors, advanced $1,000 to pay the costs of incorporation, accounting fees and a portion of legal fees for our public offering. In January, 2007, Mr. Schaefer advanced us an additional $20,000 to pay accounting fees, legal fees, lease expense, and begin exploration.

Accounts payable

     Accounts payable of $2,000 were booked at June 30, 2008 represented by liabilities for accounting fees.

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

     In addition, we sold 100,000 shares of common stock to our former president, in consideration of $1,000 and 4,900,000 shares of common stock to another investor in consideration of $49,000. In December, 2005, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50,000.

     On June 14, 2007, we completed our public offering and raised $200,000.

     As of June 30, 2008, our total assets were $79,074 and our total liabilities were $23,000.

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

     On June 14, 2007, we completed our public offering and raised $200,000. Since then we have spent the proceeds as follows:

Accounting Fees	$54,304
Legal Fees	17,108
Mining & Exploration Costs	31,446
Lease Expense	15,000
Regulatory Costs	2,157
General & Administrative	1,841

Total	$121,856

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2008.

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