Form 10-Q
period 2008-09-30
Firstar Exploration CORP
filed 2009-02-10
CIK 1372263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

FIRSTAR EXPLORATION CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	000-52519	20-3927653
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

810 Jewel Street Blackfoot, Idaho  83221

 (Address of Principal Executive Office) (Zip Code)

208-785-2729

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes	X	No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,000,000 as of September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FIRSTAR EXPLORATION CORPORATION

(An Exploration Stage Company)

BALANCE SHEET

September 30,

December 31,

2008

2007

 (unaudited)

      Current assets

                            Assets of discontinued operations, current

$

 35,133

$        121,325

      Total assets

$           35,133

$        121,325

      Liabilities and stockholders’ equity (deficit)

      Current liabilities

    Accounts payable

$                   0

$            1,074

    Liabilities of discontinued operations

         0

 21,000

Total liabilities

$

         0

$           22,074

       Stockholders’ equity (deficit)

     Preferred stock, 100,000,000 shares authorized,

              $0.00001 par value; no shares issued and

             outstanding

$

        0

$                    0

     Common stock, 1,000,000 shares authorized,

              $0.00001 par value; 7,000,000 shares at June

              30, 2008 and December 31, 2007, issued and

             outstanding

      70

       70

     Additional paid-in capital

         249,930

          249,930

     Accumulated deficit

        (214,867)

         (150,749)

Total stockholders’ equity (deficit)

            35,133

99,251

        Total liabilities and

        stockholders’ equity (deficit)

$

35,133

$       121,325

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

                Ended

         Ended

         (Inception) to

September 30,     September 30,    September 30,     September 30,     September 30,

      2008

           2007

     2008

          2007

                2008

             (unaudited)         (unaudited)         (unaudited)        (unaudited)           (unaudited)

Revenues

          $                    -    $                     -      $                    -     $                   -      $                            -

Loss on continuing operations

        -                           -                            -                          -                                    -

Loss on discontinued operations

                      (20,943)

                (24,426)               (64,119)

           (78,206)                  (214,867)

Net loss

         $           (20,943)   $            (24,426)  $           (64,119)  $         (78,206)   $             (214,867)

Net loss per share,

      basic and diluted

         $                   nil     $                   nil    $                   nil   $                  nil

Weighted average number of

      common shares outstanding,

      basic and diluted

                  7,000,000               7,000,000

     7,000,000              588,889

The accompanying condensed notes are an integral party of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

From

       December 9,

Nine Months

Nine Months

 2005

    Ended                         Ended

         (Inception) to

September 30

September 30

          September

     2008                           2007

2008

 (unaudited)

 (unaudited)

       (unaudited)

Cash flows from operating activities:

Net loss

$   (64,119)

$     (78,206)

$                  (214,867)

            Adjustments to reconcile net loss to net cash

                used by operating activities:

                      Decrease in accounts payable

      (1,073)

        (2,787)

          -

                          Net cash used in operating activities

$  (65,192)

$    (80,993)

$                  (214,867)

Cash flows from investing activities:

   -

     -

          -

Cash flows from financing activities:

Loan payable-Coalton Schaefer

    (21,000)

                 -

         -

Proceeds from issuance of common stock

   -

      200,000

         -

Additional paid-in capital

               -

     -

          250,000

Proceeds from related party advance payable

   -

        20,000

         -

              Net cash provided by financing

                              Activities

    (21,000)

      220,000

          250,000

Net increase in cash

    (86,192)

      139,007

            35,133

Cash, beginning of period

    121,325

 930

                     -

Cash, end of period

$    35,133

$    139,937

$                      35,133

Supplemental cash flow information

Interest paid

$

   -

$

     -

$

         -

Income taxes paid

$

   -

$

     -

$

         -

The accompanying condensed notes are an integral part of these interim financial statements.

FIRSTAR EXPLORATION CORPORATION

AN EXPLORATION STAGE COMPANY

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

UNAUDITED INFORMATION

                  The balance sheet of  Firstar Exploration Corporation  (the “Company”) as of September 30, 2008, and the statements of  operations for the three and nine month periods ended September 30, 2008  and 2007, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007.

      Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the year ended December 31, 2007.

2.

DISCONTINUED OPERATIONS

As of September 30, 2008, the Company discontinued operations.  All liabilities have been settled as of September 30, 2008 and activities in acquisition, exploration and development of natural resource properties have been halted.  The intent is to sell the Corporation as a shell company.

		Three Months Ended	Nine Months Ended
		Sept 30, 2008	Sept 30 2008
Revenues:		(Unaudited)	(Unaudited)

	Total revenues	0	0
Expenses:
	Total expenses	20,943	64,119

	Loss from discontinued operations	(20,943)	(64,119)

3.

EARNINGS PER SHARE

      Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period.  Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect.

4.

RELATED PARTY TRANSACTION

  The  Company’s majority stockholder advanced the Company $21,000.  This advance was repaid on September 30, 2008.

     5.  SUBSEQUENT EVENTS

On October 10, 2008 the Company filed  Form 15 with the Securities and Exchange Commission seeking to terminate registration under Rule 12g-4(a)(1).  On November 21, 2008, a meeting of the Board of Directors of the Company was held and Linda Smith and Coalton Schaefer resigned as Directors and/or officers of the Company and Joseph J. Meuse was appointed as the sole Director and President of the Company.  This was approved by a majority of the shareholders by written consent in lieu of special meeting.  On December 12, 2008, the Company filed an amended Form 15 withdrawing the Form 15 filed on October 10, 2008 and the certifications and notifications contained therein with respect to the Securities of the Company.

Subsequent to this Belmont Partners, LLC purchased 3,570,000 shares of common stock from Coalton Schaefer which represented approximately fifty one percent (51%) of the Company’s capital stock for $125,000.00.  Also in December, 2008 Access America Fund, LP, acquired from Belmont Partners a control block of stock in the Company consisting of fifty and one one-thousandth percent (50.001%).  The Company is actively seeking new business opportunities and merger partners but as of this date has not entered into material negotiations with other parties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABLILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT.  THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Material changes in the financial condition of the Company  and in the results of their operations since the end of its last fiscal year and their results from the comparable period in their last fiscal year including the following:

The Company’s current principal business activity is to seek a suitable merger candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Operation

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived   advantages of a Securities   Exchange Act of 1934  registered corporation.

Subsequent Events

On October 10, 2008 the Company filed  Form 15 with the Securities and Exchange Commission seeking to terminate registration under Rule 12g-4(a)(1).  On November 21, 2008, a meeting of the Board of Directors of the Company was held and Linda Smith and Coalton Schaefer resigned as Directors and/or officers of the Company and Joseph J. Meuse was appointed as the sole Director and President of the Company.  This was approved by a majority of the shareholders by written consent in lieu of special meeting.  On December 12, 2008, the Company filed an amended Form 15 withdrawing the Form 15 filed on October 10, 2008 and the certifications and notifications contained therein with respect to the Securities of the Company.

Subsequent to this Belmont Partners, LLC purchased 3,570,000 shares of common stock from Coalton Schaefer which represented approximately fifty one percent (51%) of the Company’s capital stock for $125,000.00.  Also in December, 2008 Access America Fund, LP, acquired from Belmont Partners a control block of stock in the Company consisting of fifty and one one-thousandth percent (50.001%).  The Company is actively seeking new business opportunities and merger partners but as of this date has not entered into material negotiations with other parties.

 Item  4T. Controls and Procedures.

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company’s 2007 10K.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 1A.  Risk Factors

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS,

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Pending negotiation and consummation of a combination, the Company anticipates  that  it  will  have,  aside  from  carrying  on its  search  for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination  with  a  private  company,  it may  not be  able  to  satisfy  such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary   negotiations   stage and those   negotiations   are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company is common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstar Exploration Corporation

Date: February 10, 2009	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer